Form 10-K
period 2007-12-31
GSAA Home Equity Trust 2007-9
filed 2008-03-31
CIK 1410208

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number of issuing entity: 333-139817-18

      GSAA Home Equity Trust 2007-9
      (exact name of issuing entity as specified in its charter)

      GS Mortgage Securities Corp.
      (exact name of the registrant (depositor) as specified in its charter)

      Goldman Sachs Mortgage Company
      (exact name of the sponsor as specified in its charter)



  New York                                54-2200911
  (State or other jurisdiction of         54-2200912
  incorporation or organization           54-2200913
  of issuing entity)                      54-6760576
                                          (I.R.S. Employer
                                          Identification No.
                                          of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of
  offices of issuing entity)                    issuing entity)


 Telephone number, including area code of issuing entity: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  See Item 15(a).



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accountant Fees and Services.

               Not applicable.




                    ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Regarding PHH Corporation

PHH Mortgage Corporation, one of the servicers and original loan sellers, is a subsidiary of PHH Corporation ("PHH"). Pursuant to a Form 10-K filed by PHH on February 29, 2008 (Commission File No. 001-07797; CIK No. 0000077776), PHH stated that it is party to various claims and legal proceedings from time-to-time related to contract disputes and other commercial, employment and tax matters, and that it is not aware of any pending legal proceedings that it believes could have, individually or in the aggregate, a material adverse effect on its business, financial position, results of operations or cash flows.

PHH stated that in March and April 2006, several purported class actions were filed against PHH, its Chief Executive Officer and its former Chief Financial Officer in the U.S. District Court for the District of New Jersey. The plaintiffs sought to represent an alleged class consisting of all persons (other than our officers and Directors and their affiliates) who purchased PHH's Common stock during certain time periods beginning March 15, 2005 in one case and May 12, 2005 in the other cases and ending March 1, 2006. The plaintiffs alleged, among other matters, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Each of these purported class actions has since been voluntarily dismissed by the plaintiffs. Additionally, two derivative actions were filed in the U.S. District Court for the District of New Jersey against PHH, its former Chief Financial Officer and each member of its Board of Directors. Both of these derivative actions have since been voluntarily dismissed by the plaintiffs.

PHH also stated that following the announcement of the Merger in March 2007, two purported class actions were filed against PHH and each member of its Board of Directors in the Circuit Court for Baltimore County, Maryland (the "Court").
The first of these actions also named GE and Blackstone as defendants. The plaintiffs sought to represent an alleged class consisting of all persons (other than PHH's officers and Directors and their affiliates) holding PHH's Common stock. In support of their request for injunctive and other relief, the plaintiffs alleged, among other matters, that the members of the Board of Directors breached their fiduciary duties by failing to maximize stockholder value in approving the Merger Agreement. On or about April 10, 2007, the claims against Blackstone were dismissed without prejudice. On May 11, 2007, the Court consolidated the two cases into one action. On July 27, 2007, the plaintiffs filed a consolidated amended complaint. This pleading did not name GE or Blackstone as defendants. It essentially repeated the allegations previously made against the members of PHH's Board of Directors and added allegations that the disclosures made in the preliminary proxy statement filed with the SEC on June 18, 2007 omitted certain material facts. On August 7, 2007, the Court dismissed the consolidated amended complaint on the ground that the plaintiffs were seeking to assert their claims directly, whereas, as a matter of Maryland law, claims that directors have breached their fiduciary duties can only be asserted by a stockholder derivatively. The plaintiffs have the right to appeal this decision.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously disclosed in a 424(b)(5) filed on October 1, 2007 (Commission File No. 333-139817-18).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits and Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4.1-10.6) Exhibits 4.1-10.6 were filed as part of the Registrant's Current Report on Form 8-K filed on October 22, 2007 (Commission File No.:
  333-139817-18) and are incorporated by reference herein.

  (4.1) Master Servicing and Trust Agreement, dated as of September 1, 2007, among GS Mortgage Securities Corp., as depositor, Citibank, N.A., as trustee, Deutsche Bank National Trust Company, U.S. Bank National Association and The Bank of New York Trust Company, National Association, each as a custodian and Wells Fargo Bank, National Association as master servicer, securities administrator and as a custodian.

  (10.1) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Avelo Mortgage, L.L.C.

  (10.2) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among GS Mortgage Securities Corp., Avelo Mortgage, L.L.C., Citibank, N.A. and Wells Fargo Bank, National Association.

  (10.3) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp., PHH Mortgage Corporation and Bishop's Gate Residential Mortgage Trust.

  (10.4) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among GS Mortgage Securities Corp., PHH Mortgage Corporation, Bishop's Gate Residential Mortgage Trust, Citibank, N.A. and Wells Fargo Bank, National Association.

  (10.5) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Wells Fargo Bank, National Association.

  (10.6) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among GS Mortgage Securities Corp, Wells Fargo Bank, National Association, Citibank, N.A. and Wells Fargo Bank, National Association.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Custodian
    33.2 PHH Mortgage Corporation as Servicer
    33.3 The Bank of New York Trust Company, National Association as Custodian
    33.4 U.S. Bank National Association as Custodian
    33.5 Wells Fargo Bank, N.A. as Servicer
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Custodian
    34.2 PHH Mortgage Corporation as Servicer
    34.3 The Bank of New York Trust Company, National Association as Custodian
    34.4 U.S. Bank National Association as Custodian
    34.5 Wells Fargo Bank, N.A. as Servicer
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 Wells Fargo Bank, N.A. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   GS Mortgage Securities Corp.
   (Depositor)


   /s/ Michelle Gill
   Michelle Gill, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1-10.6) Exhibits 4.1-10.6 were filed as part of the Registrant's Current Report on Form 8-K filed on October 22, 2007 (Commission File No.:
   333-139817-18) and are incorporated by reference herein.

   (4.1) Master Servicing and Trust Agreement, dated as of September 1, 2007, among GS Mortgage Securities Corp., as depositor, Citibank, N.A., as trustee, Deutsche Bank National Trust Company, U.S. Bank National Association and The Bank of New York Trust Company, National Association, each as a custodian and Wells Fargo Bank, National Association as master servicer, securities administrator and as a custodian.

   (10.1) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Avelo Mortgage, L.L.C.

   (10.2) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among GS Mortgage Securities Corp., Avelo Mortgage, L.L.C., Citibank, N.A. and Wells Fargo Bank, National Association.

   (10.3) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp., PHH Mortgage Corporation and Bishop's Gate Residential Mortgage Trust.

   (10.4) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among GS Mortgage Securities Corp., PHH Mortgage Corporation, Bishop's Gate Residential Mortgage Trust, Citibank, N.A. and Wells Fargo Bank, National Association.

   (10.5) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Wells Fargo Bank, National Association.

   (10.6) Assignment, Assumption and Recognition Agreement, dated as of September 28, 2007, among GS Mortgage Securities Corp, Wells Fargo Bank, National Association, Citibank, N.A. and Wells Fargo Bank, National Association.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Custodian
    33.2 PHH Mortgage Corporation as Servicer
    33.3 The Bank of New York Trust Company, National Association as Custodian
    33.4 U.S. Bank National Association as Custodian
    33.5 Wells Fargo Bank, N.A. as Servicer
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Custodian
    34.2 PHH Mortgage Corporation as Servicer
    34.3 The Bank of New York Trust Company, National Association as Custodian
    34.4 U.S. Bank National Association as Custodian
    34.5 Wells Fargo Bank, N.A. as Servicer
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 Wells Fargo Bank, N.A. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
